Form 10-K405
period 1997-09-30
OMI TRUST 1996-C
filed 1997-12-29
CIK 1031187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. [FEE REQUIRED]

                  For the fiscal year ended September 30, 1997
                                            ---------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

     For the transition period from ____________________ to____________________

Commission file number    33-99320
                          -----------------------------------------------------
                                OMI TRUST 1996-C
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                                23-2864736
-------------------------------------------------------------------------------
 State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                             Identification No.)


  c/o PNC Bank, National Association
   Corporate Trust Department
   Attention:  Judy Wisniewskie.
   1700 Market St, Philadelphia, Pennsylvania                           19103
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (215) 585-8872
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -------------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI TRUST 1996-C
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1996-C

                                    FORM 10-K
                                      INDEX

                                                                  Page Number
                                                                  -----------
PART I.
      Item 1.    Business
      Item 2.    Properties
      Item 3.    Legal Proceedings
      Item 4.    Submission of Matters to a Vote of Security Holders

PART II.
      Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
      Item 2.    Selected Financial Data
      Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 4.    Financial Statements and Supplementary Data
      Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

      Item 1.    Directors and Executive Officers of the Registrant
      Item 2.    Executive Compensation
      Item 3. Security Ownership of Certain Beneficial Owners and Management
      Item 4.    Certain Relationships and Related Transactions

PART IV.
      Item 1.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           At the end of the Registrant's fiscal year, there were a total of 34 holders of the Registrant's Series 1996-C Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3 and Class B-1 (collectively, the "Certificates").

ITEM 6.    SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    Exhibits

    99.1    Annualized Remittance Report.

    99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

    99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMI TRUST 1996-C, REGISTRANT

                                          By:  OAKWOOD MORTGAGE INVESTORS, INC.
                                                    as depositor


Dated:  December 26, 1997                 /s/ Douglas R. Muir
                                          -------------------
                                              Douglas R. Muir
                                              Vice President

                                INDEX OF EXHIBITS
                                                          Pages of Sequentially
                                                               Numbered Pages
                                                          ---------------------

 99.1    Annualized Remittance Report.

 99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

 99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)



OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997



 NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS
 INCLUDED IN OMI TRUST 1996-C AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN
 ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE
 COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997.
 ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS
 INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE
 DISTRIBUTION DATE ON WHICH COLLECTIONS MADE AND LOSSES INCURRED DURING SUCH
 PREPAYMENT PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO
 CERTIFICATEHOLDERS.







                                             Scheduled Principal Balance of Contracts
 --------------------------------------------------------------------------------------------------------------------

 Beginning                                                                                                 Ending
 Principal                  Scheduled          Prepaid           Liquidated         Contracts              Principal
 Balance                    Principal          Principal         Principal          Repurchased            Balance
 --------------------------------------------------------------------------------------------------------------------


   270,791,223.72         (5,218,830.72)     (14,807,945.10)     (3,842,203.37)      0.00              246,922,244.53
 ====================================================================================================================










             Scheduled                                   Scheduled                                                  Amount
             Gross                      Servicing        Pass Thru             Liquidation        Reserve           Available for
             Interest                      Fee           Interest              Proceeds           Fund Draw         Distribution
------------------------------------------------------------------------------------------------------------------------------------


             27,986,890.93           2,598,931.22         25,387,959.71       2,875,983.84              0.00       50,889,650.59 (1)
====================================================================================================================================







                                                                      Reserve Fund
 --------------------------------------------------------------------------------------------------------------------


         Beginning                                                   Investment         Balance Before     Reserve
          Balance                Deposits          Distrib.           Interest      10/15/97 Distribution  Fund Draw
 --------------------------------------------------------------------------------------------------------------------

            0.00              1,353,393.41        -47,428.69          53,423.99           1,359,388.71      0.00
 ====================================================================================================================




                                                                                       Reserve Fund Required Balance
             Reserve              Balance After                                        ----------------------------------
             Fund Deposit         10/15/97 Distribution         Excess                 Before 10/15/97   After 10/15/97
-------------------------------------------------------------------------------        Distribution      Distribution
                                                                                       ---------------------------------
            1,353,393.41           1,359,388.71                 5,432.71               1,353,956.00        1,353,956.00
===============================================================================        =================================


 Class A-6 Liquidity Account

         Beginning                                                   Investment         Balance Before     Reserve
          Balance                Deposits          Distrib.           Interest      10/15/97 Distribution  Fund Draw
 --------------------------------------------------------------------------------------------------------------------

            0.00               453,166.88         -15,203.86          17,022.17             454,985.19       0.00
 ====================================================================================================================






                                                                                                 Reserve Fund Required Balance
                                                                                                  ---------------------------------
             Reserve              Balance After                                                   Before 10/15/97   After 10/15/97
             Fund Deposit         10/15/97 Distribution         Excess                            Distribution      Distribution
-------------------------------------------------------------------------------                   ---------------------------------

              453,166.88             454,985.19                1,818.31                             453,166.88          453,166.88
===============================================================================                   ==================================




 Class B Liquidity Account

         Beginning                                                   Investment         Balance Before     Reserve
          Balance                Deposits          Distrib.           Interest      10/15/97 Distribution  Fund Draw
 --------------------------------------------------------------------------------------------------------------------

           0.00                  795,466.89        -23,920.67          27,227.79             798,774.01    0.00
 ====================================================================================================================








                                                                                                  Reserve Fund Required Balance
                                                                                                  ----------------------------------
             Reserve              Balance After                                                   Before 10/15/97   After 10/15/97
             Fund Deposit         10/15/97 Distribution              Excess                            Distribution     Distribution
-------------------------------------------------------------------------------                   ----------------------------------

              795,466.89             798,774.01                     3,192.25                         795,581.76          795,581.76
===============================================================================                   ==================================





                                               Certificate Account
 --------------------------------------------------------------------------------------------------------------------
         Beginning                        Deposits                                        Investment               Ending
          Balance               Principal          Interest        Distributions           Interest               Balance
 ---------------------------------------------------------------------------------------------------------------------------------

         0.00                  23,302,008.38     24,939,782.19     (46,775,310.10)           45,261.60           1,511,742.07
 =================================================================================================================================





                                    P&I Advances
 -----------------------------------------------------------------------------------
                                Aggregate          Aggregate
         Beginning              Recovered          Advances            Ending
          Balance                Advances            Made             Balance
 -----------------------------------------------------------------------------------


          0.00                15,785,600.61     18,097,113.57       2,311,512.96
 ===================================================================================



 (1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $2,602,027.18 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $2,598,931.22 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $45,688,692.19.


OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997






                           Gross Repossessions
                                  Principal
                      #           Balance
-------------------------------------------------------------------------------

Oct-96                    1    $        5,183.41
Nov-96                    9           300,344.17
Dec-96                   13           330,106.45
Jan-97                   17           466,631.50
Feb-97                   23           620,289.81
Mar-97                   20           644,294.40
Apr-97                   39         1,348,749.53
May-97                   26           893,416.42
Jun-97                   35         1,136,739.14
Jul-97                   34         1,002,397.17
Aug-97                   48         1,692,033.30
Sep-97                   44         1,313,838.82
                   -----------------------------
Total of month
 end balance            309    $    9,754,024.12
                   =============================

Average month
end balance             26     $      812,835.34
                   =============================











                 Repo Properties
                Brought Current by                                   Aggregate Repo Properties
                    Borrower            Net Current Repos                in Trust at Month-End
                    Principal                 Principal                    Principal
  #                  Balance      #            Balance            #         Balance
-------------------------------- ---------------------------- ------------------------------------


     -      $            -         1     $        5,183.41         1    $      5,183.41
     -                   -         9            300,344.17        10         305,527.58
    (1)             (56,694.00)   12            273,412.45        22         578,940.03
     -                   -        17            466,631.50        39       1,045,571.53
     -                   -        23            620,289.81        62       1,665,861.34
     -                   -        20            644,294.40        82       2,310,155.74
    (1)              (41,877.84)  38          1,306,871.69       120       3,617,027.43
    (1)              (57,275.51)  25            836,140.91       145       4,453,168.34
     -                   -        35          1,136,739.14       180       5,589,907.48
     -                   -        34          1,002,397.17       214       6,592,304.65
     -                   -        48          1,692,033.30       262       8,284,337.95
    (1)               (22,110.32) 43          1,291,728.50       305       9,576,066.45
--------------------------------- ------------------------


    (4)     $       (177,957.67) 305     $    9,576,066.45     1,442    $ 44,024,051.93
===========================================================  ==========================


     -      $        (14,829.81)  25     $      798,005.54       120    $  3,668,670.99
===========================================================  ==========================





        OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
        OAKWOOD ACCEPTANCE CORP. -  SERVICER
        FISCAL YEAR ENDED SERIES REPORT
        REPORTING:  FISCAL YEAR 1997

                                                                             Delinquency Analysis
                           ---------------------------------------------------------------------------------------------

                            31 to 59 days                    60 to 89 days                90 days and Over
                                     Principal                      Principal                    Principal
                           #         Balance              #         Balance             #        Balance
                           ---------------------------------------------------------------------------------------------

        Oct-96                    31      $       859,000.97      -     $               -     -     $                -
        Nov-96                    76            2,535,164.97     14             464,878.22     1              15,002.75
        Dec-96                   130            4,023,682.83     44           1,511,597.39     7             185,831.37
        Jan-97                   126            3,987,517.69     68           2,055,168.12    34           1,157,186.68
        Feb-97                    96            3,013,257.20     55           1,768,878.25    65           2,311,677.43
        Mar-97                   113            3,483,020.08     42           1,433,134.97    80           2,868,687.66
        Apr-97                   104            3,261,391.10     55           1,845,600.53   101           3,695,446.90
        May-97                   118            3,832,000.43     46           1,430,011.44   122           4,544,821.14
        Jun-97                   126            3,967,011.17     55           1,820,682.02   140           5,115,239.71
        Jul-97                   136            4,315,585.98     62           2,029,827.57   151           5,528,669.07
        Aug-97                   168            5,351,026.52     74           2,434,654.46   178           6,605,634.91
        Sep-97                   159            4,973,202.58     71           2,227,660.87   202           7,445,137.42
                           ---------------------------------------------------------------------------------------------







                              Delinquency Analysis
---------------------------------------------------------------------------------



--------------------------------------------------------------------------------

Total Delinq.
      Principal
 #    Balance
----------------------------

   31    $          859,000.97
   91             3,015,045.94
  181             5,721,111.59
  228             7,199,872.49
  216             7,093,812.88
  235             7,784,842.71
  260             8,802,438.53
  286             9,806,833.01
  321            10,902,932.90
  349            11,874,082.62
  420            14,391,315.89
  432            14,646,000.87
------------------------------




                                               Delinquency Analysis
-----------------------------------------------------------------------------------------------------------------------------------

                            31 to 59 days                    60 to 89 days                90 days and Over          Total Delinq.
                                  Principal                      Principal                    Principal               Principal
                        #         Balance              #         Balance             #        Balance        #         Balance
-----------------------------------------------------------------------------------------------------------------------------------


Total of month
 end balance        1,383      $    43,601,861.52    586        $ 19,022,093.84    1,081    $ 39,473,335.04  3,050  $ 102,097,290.40
                 ===================================================================================================================

Average month
end balance           115       $    3,633,488.46     49         $ 1,585,174.49       90     $ 3,289,444.59    254  $   8,508,107.53
                 ===================================================================================================================



              OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
              OAKWOOD ACCEPTANCE CORP. -  SERVICER
              FISCAL YEAR ENDED SERIES REPORT
              REPORTING: FISCAL YEAR 1997

              REPOSSESSION LIQUIDATION REPORT

                                          Liquidated
              Prepayment                  Principal          Sales           Insur.          Total        Repossession
                Period                      Balance          Proceeds        Refunds         Proceeds        Expenses
              ---------------------------------------------------------------------------------------------------------
              SEE MONTHLY INVESTOR REPORTS FOR DETAIL
              Oct-96                            0.00             0.00           0.00             0.00            0.00
              Nov-96                            0.00             0.00           0.00             0.00            0.00
              Dec-96                       27,282.94        24,700.00       2,594.63        27,294.63        1,541.00
              Jan-97                            0.00             0.00           0.00             0.00            0.00
              Feb-97                      286,837.60       244,150.01      17,104.22       261,254.23       23,682.54
              Mar-97                      462,093.16       407,293.01      19,125.63       426,418.64       58,684.62
              Apr-97                      195,140.27       136,145.00      11,140.73       147,285.73       14,284.97
              May-97                      534,446.89       481,960.00      19,289.82       501,249.82       48,388.38
              Jun-97                      404,909.34       362,692.22      10,729.65       373,421.87       27,368.36
              Jul-97                      508,093.61       453,600.00      13,876.59       467,476.59       46,709.72
              Aug-97                      773,491.78       667,630.00      22,197.99       689,827.99       92,052.55
              Sep-97                      649,907.78       620,004.23      23,779.07       643,783.30       81,544.60
                                 =====================================================================================
                                        3,842,203.37     3,398,174.47     139,838.33     3,538,012.80      394,256.74
                                 =====================================================================================





                    Net                                    FHA                 Net             Current
                Liquidation         Unrecov.            Insurance           Pass Thru         Period Net    Cumulative
                 Proceeds           Advances            Coverage            Proceeds         Gain/(Loss)    Gain/(Loss)
                --------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORTS FOR DETAIL
Oct-96                  0.00             0.00                0.00                0.00             0.00
Nov-96                  0.00             0.00                0.00                0.00             0.00
Dec-96             25,753.63           502.70                0.00           25,250.93        (2,032.01)
Jan-97                  0.00             0.00                0.00                0.00             0.00
Feb-97            237,571.69        15,413.80            2,954.52          225,112.41       (61,725.19)
Mar-97            367,734.02        26,741.65                0.00          340,992.37      (121,100.79)
Apr-97            133,000.76        13,964.78                0.00          119,035.98       (76,104.29)
May-97            452,861.44        38,553.70                0.00          414,307.74      (120,139.15)
Jun-97            346,053.51        25,126.40                0.00          320,927.11       (83,982.23)
Jul-97            420,766.87        39,980.60                0.00          380,786.27      (127,307.34)
Aug-97            597,775.44        64,833.43                0.00          532,942.01      (240,549.77)
Sep-97            562,238.70        52,088.60            6,478.92          516,629.02      (133,278.76)
                =======================================================================================================
                3,143,756.06       277,205.66            9,433.44        2,875,983.84      (966,219.53)    (966,219.53)
                =======================================================================================================






OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                      Original              Beginning              Current            Accelerated
             Cert.                   Certificate           Certificate            Principal            Principal
             Class                    Balances               Balances              Payable            Distribution
----------------------------------------------------------------------------------------------------------------------------


A-1                                        50,300,000.00          50,300,000.00       (23,868,979.19)     0.00
A-1 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

A-2                                        46,970,000.00          46,970,000.00                 0.00      0.00
A-2 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

A-3                                        35,400,000.00          35,400,000.00                 0.00      0.00
A-3 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

A-4                                        20,900,000.00          20,900,000.00                 0.00      0.00
A-4 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

A-5                                        55,614,000.00          55,614,000.00                 0.00      0.00
A-5 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

A-6                                        23,695,000.00          23,695,000.00                 0.00      0.00
A-6 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

B-1                                        25,726,000.00          25,726,000.00                 0.00      0.00
B-1 Outstanding Writedown                           0.00                   0.00                 0.00      0.00

B-2                                        12,186,224.00          12,186,224.00                 0.00      0.00
B-2 Outstanding Writedown                           0.00                   0.00                 0.00      0.00


                                ---------------------------------------------------------------------------------

                                          270,791,224.00         270,791,224.00       (23,868,979.19)     0.00
                                =================================================================================








                                                              Ending                                Principal Paid
                                       Writedown            Certificate              Pool             Per $1,000
                                      Amounts (1)            Balances               Factor           Denomination
                                      ------------------------------------------------------------------------------


A-1                                    0.00                26,431,020.81             52.54676%       474.53
A-1 Outstanding Writedown              0.00                         0.00                 0.00          0.00

A-2                                    0.00                46,970,000.00            100.00000%         0.00
A-2 Outstanding Writedown              0.00                         0.00                 0.00          0.00

A-3                                    0.00                35,400,000.00            100.00000%         0.00
A-3 Outstanding Writedown              0.00                         0.00                 0.00          0.00

A-4                                    0.00                20,900,000.00            100.00000%         0.00
A-4 Outstanding Writedown              0.00                         0.00                 0.00          0.00

A-5                                    0.00                55,614,000.00            100.00000%         0.00
A-5 Outstanding Writedown              0.00                         0.00                 0.00          0.00

A-6                                    0.00                23,695,000.00            100.00000%         0.00
A-6 Outstanding Writedown              0.00                         0.00                 0.00          0.00

B-1                                    0.00                25,726,000.00            100.00000%         0.00
B-1 Outstanding Writedown              0.00                         0.00                 0.00          0.00

B-2                                    0.00                12,186,224.00            100.00000%         0.00
B-2 Outstanding Writedown              0.00                         0.00                 0.00          0.00
                                     --------------------------------------

                                       0.00               246,922,244.81
                                     =====================================


                                (1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.



OAKWOOD MORTGAGE INVESTORS, INC. 1996-C
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS

           Certificate              Remittance      Beginning          Current               Total
              Class                    Rate          Balance           Accrual               Paid
                                  ---------------------------------------------------------------------------------


A-1                                             5.49%          0.00         2,209,229.76        2,209,229.76
A-1  Carryover Interest                         0.00           0.00                 0.00                0.00
A-1  Writedown Interest                         0.00           0.00                 0.00                0.00

A-2                                             6.45%          0.00         3,029,565.00        3,029,565.00
A-2  Carryover Interest                         0.00           0.00                 0.00                0.00
A-2  Writedown Interest                         0.00           0.00                 0.00                0.00

A-3                                             6.75%          0.00         2,389,500.00        2,389,500.00
A-3  Carryover Interest                         0.00           0.00                 0.00                0.00
A-3  Writedown Interest                         0.00           0.00                 0.00                0.00

A-4                                             7.00%          0.00         1,463,000.04        1,463,000.04
A-4  Carryover Interest                         0.00           0.00                 0.00                0.00
A-4  Writedown Interest                         0.00           0.00                 0.00                0.00

A-5                                             7.35%          0.00         4,087,629.00        4,087,629.00
A-5  Carryover Interest                         0.00           0.00                 0.00                0.00
A-5  Writedown Interest                         0.00           0.00                 0.00                0.00

A-6                                             7.65%          0.00         1,812,667.56        1,812,667.56
A-6 Carryover Interest                          0.00           0.00                 0.00                0.00
A-6 Writedown Interest                          0.00           0.00                 0.00                0.00

B-1                                             7.96%          0.00         1,990,906.52        1,990,906.52
B-1  Carryover Interest                         0.00           0.00                 0.00                0.00
B-1  Writedown Interest                         0.00           0.00                 0.00                0.00

B-2                                             9.31%          0.00         1,103,022.55        1,103,022.55
B-2  Carryover Interest                         0.00           0.00                 0.00                0.00
B-2  Writedown Interest                         0.00           0.00                 0.00                0.00

X                                                              0.00         7,302,439.28        6,336,219.75(1)

R                                                              0.00                 0.00                0.00

Service Fee                                                    0.00         2,598,931.22        2,598,931.22
                                                  -----------------------------------------------------------------

                                                               0.00        27,986,890.93       27,020,671.40

Reserve Fund Deposit                                                                            2,602,027.18
                                                                                      --------------------

                                                                                               24,418,644.22(2)
                                                                                      ====================
















                                                                                  Interest Paid
           Certificate                               Interest        Ending         Per $1,000             Cert.        TOTAL
              Class                                 Shortfall       Balance        Denomination           Class    DISTRIBUTION
------------------------------------------------------------------------------------------------------------------------------------


A-1                                                  0.00             0.00             43.92               A-1     26,078,208.95
A-1  Carryover Interest                              0.00             0.00              0.00
A-1  Writedown Interest                              0.00             0.00              0.00

A-2                                                  0.00             0.00             64.50               A-2      3,029,565.00
A-2  Carryover Interest                              0.00             0.00              0.00
A-2  Writedown Interest                              0.00             0.00              0.00

A-3                                                  0.00             0.00             67.50               A-3      2,389,500.00
A-3  Carryover Interest                              0.00             0.00              0.00
A-3  Writedown Interest                              0.00             0.00              0.00

A-4                                                  0.00             0.00             70.00               A-4      1,463,000.04
A-4  Carryover Interest                              0.00             0.00              0.00
A-4  Writedown Interest                              0.00             0.00              0.00

A-5                                                  0.00             0.00             73.50               A-5      4,087,629.00
A-5 Carryover Interest                               0.00             0.00              0.00
A-5 Writedown Interest                               0.00             0.00              0.00

A-6                                                  0.00             0.00             70.46               A-6      1,812,667.56
A-6 Carryover Interest                               0.00             0.00              0.00
A-6 Writedown Interest                               0.00             0.00              0.00

B-1                                                  0.00             0.00             77.39               B-1      1,990,906.52
B-1  Carryover Interest                              0.00             0.00              0.00
B-1  Writedown Interest                              0.00             0.00              0.00

B-2                                                  0.00             0.00             90.51               B-2      1,103,022.55
B-2  Carryover Interest                              0.00             0.00              0.00
B-2  Writedown Interest                              0.00             0.00              0.00

X                                              966,219.53       966,219.53                                  X       6,336,219.75

R                                                    0.00             0.00                                  R

Service Fee                                          0.00             0.00                                          2,598,931.22
                                         ----------------------------------                                          --------------

                                               966,219.53       966,219.53                                         50,889,650.59

Reserve Fund Deposit                                                                                                2,602,027.18
                                                                                                               ---------------------


                                                                                                                    48,287,623.41(2)
                                                                                                               =====================



(1) RESERVE FUND DEPOSITS WERE MADE FROM CASH FLOWS ON THE ASSETS, AS REQUIRED BY THE APPLICABLE POOLING AND SERVICING AGREEMENT IN THE AGGREGATE AMOUNT OF $2,602,027.18. THESE DEPOSITS HAD THE EFFECT OF REDUCING CASH AVAILABLE TO MAKE DISTRIBUTIONS ON THE CLASS X CERTIFICATES. CONSEQUENTLY, THE ACTUAL TOTAL AMOUNT DISTRIBUTED ON THE CLASS X CERTIFICATES WAS $3,734,192.57.

(2) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $2,598,931.22 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE THE SERVICER. CONSEQUENTLY, THE TOTAL INTEREST DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $24,421,740.18, AND THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $45,688,692.19.

                        Independent Accountant's Report
                        -------------------------------

November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation

We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J. St. George                       /s/ C. Michael Kilbourne
-------------------------                        -------------------------------
Nicholas J. St. George,                          C. Michael Kilbourne, President
 Chairman of the Board


/s/ Robert A. Smith                             /s/ Douglass R Muir
-------------------------------------           --------------------------------
Robert A. Smith, EVP-Consumer Finance            Douglas R. Muir, VP, Treasurer/
                                                   Secretary


/s/ Matthew S. Hukill
--------------------------------
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1996-C


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated October 1, 1996 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period October 1, 1996 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By: /s/ Douglas R. Muir
------------------------


Name: Douglas R. Muir
-----------------------


Title: Vice President
-----------------------


Date: September 30, 1997
--------------------------